Form 10-K/A
period 2003-12-31
ASSET BACKED SEC CORP HOME EQUITY LOAN TRUST SERIES 2003 HE7
filed 2004-03-31
CIK 1272329

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-K/A



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

Asset Backed Securities Corporation
 Series 2003-HE7

      /s/  Greg Richter

      Name:  Greg Richter

      Title:  Vice President

      Company:  Asset Backed Securities Corporation

      Date:  3/26/2004



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




Date:               3/26/2004

Signature:          /s/ Greg Richter

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